Form 10-K405
period 1996-12-31
PANDA INTERHOLDING CORP
filed 1997-05-15
CIK 1033378

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1996. (This Form 10-K contains only financial statements, including for the aforementioned fiscal year, in accordance with Rule 15d-2)

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to ______________.

                       Commission File Number 333-14495-02

                         PANDA INTERHOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                             75-2660917
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)             Identification Number)

            4100 Spring Valley Road, Suite 1001, Dallas, Texas 75244 (Address of principal executive offices, including zip code)

                                 (972) 980-7159

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

              SECURITIES REGISTERED PURSUANT TO SECTION 12(G): NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X] The Company has not been subject to filing requirements for the past 90 days.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

No shares of Common Stock were held by non-affiliates of the registrant at May 13, 1997.

As of May 13, 1997, the registrant had 1,000 shares of Common Stock, $.01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART IV

Item. 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as a part of this Annual Report on Form 10-K:

            1. CONSOLIDATED FINANCIAL STATEMENTS.

            See Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.

            2. CONSOLIDATED FINANCIAL STATEMENTS SCHEDULES.

            See Index to Financial Statements and Financial Statement Schedules on page F-1 hereof.

      Schedules other than those listed on the accompanying Index to Financial Statement and Financial Statement Schedules are omitted for the reason that they are either not required, not applicable or the required information is included in the consolidated financial statements or notes thereto.

            3. EXHIBITS.

            27.01             Financial Data Schedule

      (b) No Current Reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PANDA INTERHOLDING CORPORATION

Date:  May 13, 1997                     By:/S/ ROBERT W. CARTER
                                        Robert W. Carter
                                        Chairman of the Board, Chief Executive
                                        Officer, and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature               Title                                     Date
---------               -----                                     ----
/s/ ROBERT W. CARTER    Chairman of the Board, Chief           May 13, 1997
Robert W. Carter        Executive Officer, and Director
                        (Principal Executive Officer)

/s/ JANICE CARTER       Executive Vice President,              May 13, 1997
Janice Carter           Secretary and Treasurer (Principal
                        Financial and Accounting Officer)

                        INDEX TO FINANCIAL STATEMENTS


Panda Interholding Corporation and Subsidiaries Consolidated Financial
Statements:

   Independent Accountants' Report...................................   F-2

   Consolidated Balance Sheets as of December 31, 1995 and 1996......   F-3

   Consolidated Statements of Operations for the years ended
   December 31, 1994, 1995 and 1996..................................   F-4

   Consolidated Statements of Shareholder's Deficit for the years
   ended December 31, 1994, 1995 and 1996............................   F-5

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1994, 1995 and 1996..................................   F-6

   Notes to Consolidated Financial Statements for the years ended
   December 31, 1994, 1995 and 1996..................................   F-7

                       INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
of Panda Energy International, Inc.:

We have audited the accompanying consolidated balance sheets of Panda Interholding Corporation and subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, shareholder's deficit and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Dallas, Texas
April 9, 1997

              PANDA INTERHOLDING  CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 1995 AND 1996

                                   ASSETS

                                                                           1995            1996
                                                                      -------------   -------------
Current Assets:
   Cash and cash equivalents .......................................  $   1,160,096   $     828,797
   Restricted cash -- current ......................................      1,876,142       8,781,393
   Accounts receivable .............................................      5,199,999       9,402,685
   Fuel oil, spare parts and supplies ..............................      3,084,168       7,913,777
   Other current assets ............................................         12,664         164,905
                                                                      -------------   -------------
      Total current assets .........................................     11,333,069      27,091,547

Plant and equipment:
   Electric generating facilities ..................................    105,168,094     288,716,711
   Furniture and fixtures ..........................................         29,080         494,418
   Less accumulated depreciation ...................................    (21,008,036)    (26,539,539)
   Construction in progress ........................................    132,604,494            --
                                                                      -------------   -------------
      Total plant and equipment, net ...............................    216,793,632     262,671,590

Restricted cash -- debt service reserves and
  escrow deposits ..................................................     10,198,948      17,357,524
Receivable from parent .............................................     32,263,761            --
Debt issuance costs, net of accumulated
  amortization of $3,169,285 and $73,986,
  respectively .....................................................      3,990,655       3,680,902
Partnership formation costs, net of accumulated
  amortization of $2,132,440 and $2,665,540,
  respectively .....................................................        533,100            --
                                                                      -------------   -------------
                                                                      $ 275,113,165   $ 310,801,563
                                                                      =============   =============

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Accounts payable and accrued expenses:
      Construction costs ...........................................  $   5,597,818   $     660,167
      Interest and letter of credit fees ...........................      2,540,347       1,186,191
      Operating expenses and other .................................      1,219,061       6,935,068
   Current portion of long-term debt ...............................      9,100,000       5,501,823
                                                                      -------------   -------------
      Total current liabilities ....................................     18,457,226      14,283,249

Long term debt, less current portion ...............................    234,608,361     104,521,718
Capital lease obligation ...........................................           --       217,488,645
Advance from parent ................................................           --        15,387,447
Minority interest ..................................................     36,835,666            --
Commitments and contingencies (Notes 2, 5 and 8)
  Shareholder's deficit:
   Common stock, par value $.01; 1,000 shares
     authorized, issued and outstanding ............................             10              10
   Accumulated deficit .............................................    (14,788,098)    (40,879,506)
                                                                      -------------   -------------
      Total shareholder's deficit ..................................    (14,788,088)    (40,879,496)
                                                                      -------------   -------------
                                                                      $ 275,113,165   $ 310,801,563
                                                                      =============   =============

        See accompanying notes to consolidated financial statements

              PANDA INTERHOLDING CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                                  1994                 1995                 1996
                                                                             ------------         ------------         ------------
Revenue:
   Electric capacity and energy sales ...............................        $ 30,664,096         $ 29,858,475         $ 32,273,736
   Steam and chilled water sales ....................................             650,575              473,040              502,757
   Interest income ..................................................             602,783              895,268            1,227,669
                                                                             ------------         ------------         ------------
                                                                               31,917,454           31,226,783           34,004,162
                                                                             ------------         ------------         ------------

Expenses:
   Plant operating expenses .........................................           8,940,146            9,347,707           12,050,495
   Project development and administrative ...........................           1,376,349            1,821,376            3,533,348
   Interest expense and letter of credit fees .......................          11,017,418           11,715,929           14,302,645
   Depreciation .....................................................           4,208,314            4,209,453            5,531,502
   Amortization of debt issuance costs ..............................             600,382              554,311              402,770
   Amortization of partnership formation costs ......................             533,116              533,116              533,100
                                                                             ------------         ------------         ------------
                                                                               26,675,725           28,181,892           36,353,860
                                                                             ------------         ------------         ------------

Income (loss) before minority interest and
  extraordinary item ................................................           5,241,729            3,044,891           (2,349,698)
Minority interest ...................................................          (5,699,994)          (5,047,580)          (2,405,160)
                                                                             ------------         ------------         ------------
Loss before extraordinary item ......................................            (458,265)          (2,002,689)          (4,754,858)
Extraordinary item - loss on early extinguishment
           of debt ..................................................                --                   --            (21,336,550)
                                                                             ------------         ------------         ------------
Net loss ............................................................        $   (458,265)        $ (2,002,689)        $(26,091,408)
                                                                             ============         ============         ============

        See accompanying notes to consolidated financial statements.

             PANDA INTERHOLDING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDER'S DEFICIT
            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                                                      TOTAL
                                        COMMON   ACCUMULATED       SHAREHOLDER'S
                                        STOCK      DEFICIT           DEFICIT
                                       -------   ------------      ------------
Balance, January 1, 1994 ...........     $10     $(12,327,144)     $(12,327,134)
Net loss ..........................       --         (458,265)         (458,265)
                                       -------   ------------      ------------
Balance, December 31, 1994 .........      10      (12,785,409)      (12,785,399)
Net loss ...........................      --       (2,002,689)       (2,002,689)
                                       -------   ------------      ------------
Balance, December 31, 1995 .........      10      (14,788,098)      (14,788,088)
Net loss ...........................      --      (26,091,408)      (26,091,408)
                                       -------   ------------      ------------
Balance, December 31, 1996 .........     $10     $(40,879,506)     $(40,879,496)
                                       =======   ============      ============
        See accompanying notes to consolidated financial statements.

            PANDA INTERHOLDING CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                   1994            1995            1996
                                                              ------------   -------------   -------------
OPERATING ACTIVITIES:
   Net loss ................................................  $   (458,265)  $  (2,002,689)  $ (26,091,408)
   Adjustments to reconcile net loss to net cash
   provided by  operating activities:
      Loss on early extinguishment of debt .................          --              --        21,336,550
      Minority interest ....................................     5,699,994       5,047,580       2,405,160
      Depreciation .........................................     4,208,314       4,209,453       5,531,502
      Amortization of debt issuance costs ..................       600,382         554,311         402,770
      Amortization of partnership formation costs ..........       533,116         533,116         533,100
      Amortization of loan discount and deferred
       interest ............................................          --           124,176         391,491
   Changes in assets and liabilities:
      Accounts receivable ..................................    (2,454,524)        460,319      (4,202,686)
      Fuel oil, spare parts and supplies ...................       (33,698)        261,516      (4,829,609)
      Other current assets .................................         6,646          26,484        (152,241)
      Accounts payable and accrued expenses ................      (114,382)        (81,728)      4,361,861
                                                              ------------   -------------   -------------
          Net cash provided (used) by operating activities .     7,987,583       9,132,538        (313,510)
                                                              ------------   -------------   -------------
INVESTING ACTIVITIES:
   Restricted cash-current .................................     2,847,429         695,684      (6,905,251)
   Additions to plant and equipment ........................    (3,801,777)   (122,001,950)    (60,179,401)
   Acquisition of minority interest ........................          --              --       (34,256,423)
   Restricted cash - debt service
      reserves and escrow deposits .........................      (457,538)       (747,655)     (7,158,576)
                                                              ------------   -------------   -------------
         Net cash used in investing activities .............    (1,411,886)   (122,053,921)   (108,499,651)
                                                              ------------   -------------   -------------
FINANCING ACTIVITIES:
   Distributions to minority interest owner ................    (4,590,354)     (3,800,279)     (1,152,113)
   Advances (to) from parent ...............................    (8,701,884)    (15,746,235)     47,651,208
   Proceeds from long-term debt ............................    16,534,706     147,541,291     194,152,926
   Repayment of long-term debt .............................    (7,500,000)    (17,500,000)   (128,415,271)
   Debt issuance costs .....................................      (498,281)       (334,391)     (3,754,888)
                                                              ------------   -------------   -------------
         Net cash provided by (used in) financing activities    (4,755,813)    110,160,386     108,481,862
                                                              ------------   -------------   -------------

Increase (decrease) in cash and cash equivalents ...........     1,819,884      (2,760,997)       (331,299)

Cash and cash equivalents, beginning of period .............     2,101,209       3,921,093       1,160,096
                                                              ------------   -------------   -------------
nd cash equivalents, end of period .........................  $  3,921,093   $   1,160,096   $     828,797
                                                              ============   =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized ...............  $ 10,855,819   $  11,799,297   $  15,656,801

NON CASH INVESTING AND FINANCING ACTIVITIES:
   Accrued construction costs ..............................  $  1,489,412   $   5,597,818   $     660,167
   Interest cost ...........................................          --           153,861         172,924
   Debt discount ...........................................     1,241,812            --              --

        See accompanying notes to consolidated financial statements.

                     PANDA INTERHOLDING CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1. ORGANIZATION AND BASIS OF PRESENTATION

      Panda Interholding Corporation ("Interholding", or collectively with its subsidiaries the "Company"), a wholly owned subsidiary of Panda Interfunding Corporation ("PIC"), which in turn is an indirect wholly owned subsidiary of Panda Energy International, Inc. ("PEII"), was formed in July 1996 to hold the ownership interests in two independent power projects which were formerly owned by another subsidiary of PEII. The ownership interests were transferred to the Company at PEII's historical cost. Because the transfers occurred between entities under common control, the transactions have been accounted for in a manner similar to a pooling of interests.

      Interholding, through its wholly owned subsidiaries, holds the Company's ownership interests in the Rosemary project and the Brandywine project (see Note
5) and has no other independent operations. The entities holding such ownership interests include the following: Panda Rosemary Corporation ("PRC"), a 91% general partner in Panda-Rosemary, L.P. ("Panda-Rosemary"); PRC II Corporation ("PRC II"), a 9% limited partner in Panda-Rosemary; Panda Brandywine Corporation, a 50% general partner in Panda-Brandywine, L.P. ("Panda-Brandywine"); Panda Energy Corporation (a Delaware corporation), a 50% limited partner in Panda-Brandywine; and Brandywine Water Company. The Company, through its general and limited partnership interests, owns 100% of Panda-Rosemary and Panda-Brandywine. Prior to July 31, 1996, the Company owned 10% of Panda-Rosemary (see Note 5). The Rosemary and Brandywine projects are located in the United States.

      All material intercompany accounts and transactions have been eliminated in consolidation.


2. SIGNIFICANT ACCOUNTING POLICIES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CASH -- Included in cash and cash equivalents are highly liquid investments with original maturities of three months or less.

      RESTRICTED CASH - CURRENT -- Restricted cash-current represents escrowed cash which may be used to pay operating expenses and make debt payments and distributions to partners pursuant to the trust indenture agreements.

      RESTRICTED CASH - DEBT SERVICE RESERVES AND ESCROW DEPOSITS -- Debt service reserves and escrow deposits include cash held by the bank to pay debt service and capital improvements pursuant to the trust indenture agreements.

      FUEL OIL, SPARE PARTS AND SUPPLIES -- These items include fuel oil stored on-site and various spare parts and supplies necessary for plant maintenance. The items are valued at cost using the weighted average method, and are expensed, as plant operating expenses, when used.

      PLANT AND EQUIPMENT -- Electric generating facility assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally twenty-five years. Depreciation of office furniture, equipment, and leasehold improvements is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years. Costs, including interest on funds borrowed to finance the construction of facilities, related to projects under construction are capitalized as construction in progress. Construction in progress balances are transferred to electric generating facilities when the assets are ready for their intended use. Capitalized interest was $803,254, $5,793,296 and $11,055,172 during 1994, 1995 and 1996, respectively. Maintenance and repair costs are charged to expense as incurred. Other projects currently under development by PEII may be transferred to the Company at PEII's historical cost when construction financing has been obtained or when the completed projects have commenced commercial operations, subject to certain limitations in PIC's indentures (see Note 8).

      DEBT ISSUANCE COSTS -- The costs related to the issuance of debt are capitalized and amortized using the effective interest method over the term of the related debt.

      PARTNERSHIP FORMATION COSTS -- The costs related to the formation of Panda-Rosemary are capitalized and amortized over five years.

      ENVIRONMENTAL MATTERS -- The operations of the Company are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Company believes that its operations are in compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in cogeneration operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Company. Management is not aware of any contingent liabilities that currently exist with respect to environmental matters.

      Environmental expenditures are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded if environmental assessments and/or remedial efforts become probable, and the costs reasonably estimable.

      REVENUE RECOGNITION -- Revenue generated from the sale of electric capacity and energy from the Rosemary and Brandywine projects is recognized based on the amount billed under the power purchase agreements. The revenue generated from the sale of electric capacity and energy from other projects will be recognized based on the lesser of the amount billable under the power purchase agreement or an amount determined by the annual kilowatts made available multiplied by the estimated average revenue per kilowatt over the term of the power purchase agreement. Revenue from the sale of steam and chilled water is recognized based on the output delivered at rates specified under contract terms.

      INCOME TAXES -- The Company records income taxes according to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) which requires deferred tax liabilities or assets to be recognized for the anticipated future tax effects of temporary differences that arise as a result of the differences in the carrying amounts and the tax bases of assets and liabilities. SFAS 109 also requires a valuation allowance for deferred tax assets in certain circumstances.

      The Company is included in the consolidated federal income tax return of PEII. PEII's policy is to allocate income tax expense or benefits to the Company as if it filed a separate tax return.

      ALLOCATION OF ADMINISTRATIVE COSTS -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $600,353, $870,200 and $1,654,000 in 1994, 1995 and 1996, respectively, and are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

      NEW ACCOUNTING PRONOUNCEMENTS -- In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and requires the write-down of certain long-lived assets if circumstances indicate that the carrying value of those assets may not be recoverable. The Company adopted SFAS 121 in 1996 and such adoption did not have a material impact on its financial position, results of operations or cash flows.

      INTEREST COST -- Total interest cost incurred, including capitalized interest, was $11,820,672, $17,509,225 and $25,357,817 in 1994, 1995 and 1996,
respectively.

3.  RECEIVABLE AND ADVANCES FROM PARENT

      Receivable and advances from parent represent cash advances to or from the parent, allocations of general and administrative expenses from the parent, and the excess of liabilities assumed over the assets contributed on projects owned by the parent and contributed in connection with the formation of the Company.

      The advances from (receivable from) parent for the years ended December 31, 1994, 1995 and 1996 consist of the following:


            Balance, January 1, 1994............................... $(9,057,454)
            Cash advanced to parent, net...........................  (9,302,237)
            Administrative  costs allocated from parent............     600,353
            Debt discount allocated from parent....................   1,241,812
                                                                   ------------
            Balance, December 31, 1994............................. (16,517,526)
            Cash advanced to parent, net........................... (16,616,435)
            Administrative  costs allocated from parent............     870,200
                                                                   ------------
            Balance, December 31, 1995............................. (32,263,761)
            Cash advanced from parent, net.........................  45,997,208
            Administrative costs allocated from parent.............   1,654,000
                                                                   ------------
            Balance, December 31, 1996............................. $15,387,447
                                                                   ============
      The average balance of receivable from parent was $12,787,000, $20,336,000 and $8,438,000 during 1994, 1995 and 1996, respectively.

4. FUEL OIL, SPARE PARTS AND SUPPLIES

      Fuel oil, spare parts and supplies are comprised of the following amounts:

                                            1995          1996
                                       ------------   ------------

            Fuel oil.................   $ 1,182,310   $  3,496,269
            Spare parts and supplies      1,901,858      4,417,508
                                        -----------   ------------
                      Total..........   $ 3,084,168   $ 7 ,913,777
                                        ===========   ============

5. POWER PROJECTS

      ROSEMARY PROJECT -- Effective May 5, 1989, PEII formed a wholly-owned subsidiary, now a wholly-owned subsidiary of the Company, to develop, construct, and operate the 180 megawatt gas-fired Rosemary cogeneration facility in Roanoke Rapids, North Carolina ("Rosemary Project"). Construction on the Rosemary Project began in September 1989, and commercial operation of the facility began on December 27, 1990.

      The Rosemary Project produces both electricity and useful thermal energy in the form of steam. Electric capacity and energy sales are based on the terms of the power purchase agreement between Panda-Rosemary and Virginia Electric Power Company ("VEPCO") dated January 24, 1989. The agreement requires Panda-Rosemary to provide VEPCO with all the available capacity of the Rosemary Project on an as-needed basis with VEPCO obligated to pay for the power delivered and dependable capacity of the facility at a rate per kilowatt which decreases in certain periods as defined by the agreement. The term of the agreement is 25 years and it expires December 2015. A financial institution has provided a letter of credit for approximately $5 million guaranteeing Panda-Rosemary's performance under the power purchase agreement. Steam and chilled water are sold to a third party under a separate agreement which also has a term of 25 years and expires December 2015. The Rosemary Project is managed by PRC, the general partner, and was operated by an unrelated third party through 1996. Effective January 1, 1997, the Rosemary Project is operated by a subsidiary of PEII.

      On January 6, 1992, PRC contributed substantially all project assets and liabilities and $216,553 in cash to Panda-Rosemary, in exchange for a 10% combined general partnership and limited partnership interest. The assets and liabilities were recorded at historical cost, resulting in $19,874,216 in partners' deficit being contributed by PRC. An institutional investor ("Investor") contributed $30,948,987 in cash in exchange for a 90% limited partnership interest. On July 31, 1996, the Company acquired the Investor's limited partnership interest in Panda-Rosemary for a purchase price of approximately $34.3 million. As a result of this acquisition, the Company owns 100% of Panda-Rosemary. The acquisition was accounted for using the purchase method of accounting. The excess of minority interest over the purchase price (approximately $3.8 million) was allocated to plant and equipment.

      Prior to July 31, 1996, the Investor received percentage allocations of income, expense, and cash flow which would decline over time if certain rate of return requirements were achieved. For the duration of the Investor's participation in Panda-Rosemary, the allocation to the Investor remained at 90%.

      Prior to acquiring the Investor's 90% limited partnership interest on July 31, 1996, the Company controlled Panda-Rosemary through its one percent general partner interest. As general partner, the Company has exclusive management authority over the operations of Panda-Rosemary. Accordingly, Panda-Rosemary's balance sheet as of December 31, 1995, and statements of operations and of cash flows for the years ended December 31, 1994 and 1995 and for the period January 1, 1996 through July 31, 1996 (in addition to the post-acquisition period) have been consolidated in the accompanying financial statements. The capital of the Investor and Panda-Rosemary's net income allocated to the Investor are presented as minority interest in the accompanying financial statements.

      BRANDYWINE PROJECT -- On August 9, 1991, Panda-Brandywine entered into a power purchase agreement with Potomac Electric Power Company ("PEPCO") to build a 230 megawatt gas-fired facility ("Brandywine Project"). The agreement requires Panda-Brandywine to supply PEPCO with all available capacity from the facility for the 25-year term of the agreement with a guaranteed dispatch level of at least 60 hours per week for the first 15 years. The Brandywine Project, in Brandywine, Maryland, constructed by Raytheon Engineers and Constructors, Inc. under a fixed fee, turn-key contract was substantially completed and commenced commercial operations in October, 1996. A construction loan commitment in the amount of $215 million was provided by General Electric Capital Corporation ("GECC") in April, 1995. On December 30, 1996 the loan converted to a capital lease with GECC in the amount of $217.5 million with a twenty year term and two five year renewal options (see Note 6). GECC has provided letters of credit for approximately $2.3 million guaranteeing Panda-Brandywine's performance under the agreement. GECC has committed to increase the amount available under letters of credit to a maximum of approximately $7.3 million under certain circumstances.


6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

      Long-term debt and capital lease obligation of the Company as of December 31, 1995 and 1996 are summarized as follows:

                                                        1995           1996
                                                   -------------  --------------
    Taxable Revenue Bonds for Rosemary Project.... $  90,000,000  $       --
    Construction Loan for Brandywine Project......   134,735,719          --
    Term Loan with TCW, net of discount...........    18,972,642          --
    First Mortgage Bonds for Rosemary Project.....        --        110,023,541
                                                   -------------  --------------
    Total long-term debt..........................   243,708,361    110,023,541
    Less current portion..........................    (9,100,000)    (5,501,823)
                                                   -------------  --------------
                                                   $ 234,608,361  $ 104,521,718
                                                   =============  ==============
    Capital lease obligation for
    Brandywine Project............................ $        --    $ 217,488,645

      TAXABLE REVENUE BONDS -- In October 1989, PRC obtained long-term financing for the Rosemary Project in the form of $116 million of taxable revenue bonds ("Tax Bonds") issued by the Halifax Regional Economic Development Corporation ("Halifax"), a nonprofit corporation organized in North Carolina. In connection with the issuance of first mortgage bonds for the Rosemary Project in July 1996 as discussed below, the Company refinanced the Tax Bonds and incurred a loss of $13.3 million on the early extinguishment of that obligation. The Tax Bonds bore interest at a fixed rate of 9.25% payable semiannually. Scheduled principal payments began on October 1, 1991. Such principal and interest payments paid by Panda-Rosemary to Halifax were used to make required payments on the Tax Bonds.

      The Tax Bonds were fully guaranteed by an irrevocable, direct-pay letter of credit issued by The Fuji Bank, Limited, Houston Agency ("Fuji"). The letter of credit had a term equal to the term of the Tax Bonds and included annual fees of .9375% for years 1-5, 1.3125% for years 6-10, and 1.6875% thereafter.

      TERM LOAN -- On October 27, 1995, PEII obtained a term loan in the amount of $20 million from Trust Company of the West ("TCW"). This loan amended and restated the loan agreement dated November 8, 1994. In July 1996, in connection with the offering of Series A Bonds by PIC (the Company's parent) as discussed in Note 8, approximately $26.4 million of the proceeds was advanced by PIC to the Company to retire all of the term loan debt. The Company incurred a loss of $8 million on the early extinguishment of this obligation. The loan bore interest at a rate of 13.5%, payable at a rate of 11.0%. The 2.5% interest not payable currently was added to the principal balance of the loan.

      Under the loan agreement, TCW also received 1,004,000 warrants to purchase shares of PEII stock. A loan discount of $1,241,812 was created as a result of allocating value to the warrants. The carrying value of the warrants is adjusted annually to the redemption price. Such adjustment, which was allocated to the Company from PEII until the debt was retired in July 1996, was $153,861 and $172,924 in 1995 and 1996, respectively, and was recorded as interest expense in the accompanying statement of operations.

      FIRST MORTGAGE BONDS -- In July 1996, Panda-Rosemary Funding Corporation ("PRFC"), a wholly-owned subsidiary of Panda-Rosemary, issued $111,400,000 of first mortgage bonds ("Rosemary Bonds"). The Rosemary Bonds bear interest at a fixed rate of 8-5/8% payable quarterly commencing November 15, 1996. Scheduled principal payments are required quarterly commencing November 15, 1996, and will continue through maturity on February 15, 2016. The Rosemary Bonds are subject to mandatory redemption prior to maturity under certain conditions. The Rosemary Bonds are unconditionally guaranteed by Panda-Rosemary but are non-recourse to the Company, and are secured by substantially all of the assets of Panda-Rosemary as well as all of the outstanding capital stock of PRC, PRC II and PRFC. The indenture contains certain covenants, including limitations on distributions, additional debt and certain other transactions.

      While amounts are outstanding under the Rosemary Bonds, all revenues of Panda-Rosemary are paid to a collateral agent. Funds held by the collateral agent are included in the accompanying consolidated balance sheets as restricted cash-current. On a monthly basis, the collateral agent remits to Panda-Rosemary remaining funds available after payment of all expenditures relating to the Rosemary project, including debt service, provided that Panda-Rosemary is in compliance with the debt covenants. Additionally, the collateral agent withholds funds to meet future debt service, maintenance and pollution control requirements, if required under the indenture. These amounts are included in the accompanying consolidated balance sheets as restricted cash-current and restricted cash-debt service reserves and escrow deposits.

      CONSTRUCTION LOAN AND CAPITAL LEASE -- On April 10, 1995, Panda-Brandywine closed the initial funding of a $215 million construction loan commitment with GECC. The construction loan bore an interest rate of the Eurodollar rate plus 2.5%. The construction loan provided for commitments under letters of credit aggregating approximately $12.4 million of which approximately $5.4 million was outstanding as of December 31, 1995. The letters of credit had an annual fee of 1.50% on any amounts outstanding and 1.25% on the unused commitment and are collateralized by the Brandywine Project.

      The Brandywine Project commenced commercial operations on October 31, 1996. The construction loan was converted to long-term non-recourse financing of $217.5 million in the form of a capital lease on December 30, 1996. To effect the lease financing, title to the Brandywine Project was transferred to a third party trustee and leased back to Panda-Brandywine. The Brandywine facility lease is a net lease with an initial term of 20 years and two five-year renewal options. The lease contains various affirmative and negative covenants, including limitations on the ability of Panda-Brandywine to make distributions to its partners. In connection with the capital lease financing, GECC has provided letters of credit of approximately $2.3 million, which may be increased to approximately $7.3 million under certain circumstances (see Note 5). The letters of credit have an annual fee of 1.50% on any amounts outstanding.

      The future minimum lease commitments under the capital lease for the Brandywine Project are as follows:

            1997.................................. $   7,831,527
            1998 .................................    10,419,439
            1999..................................    17,584,915
            2000..................................    20,489,320
            2001..................................    25,613,918
            Thereafter............................   501,415,526
                                                   -------------
            Total minimum lease payments..........   583,354,645
            Amounts representing interest.........  (365,866,000)
                                                   -------------
            Present value of net minimum payments. $ 217,488,645
                                                   =============

      LONG-TERM DEBT MATURITIES -- The principal maturities of long-term obligations, excluding the capital lease relating to the Brandywine Project, for each of the five years succeeding December 31, 1996 and thereafter are as follows:

            1997 .................................  $    5,501,823
            1998 .................................       5,816,974
            1999..................................       5,300,189
            2000 .................................       5,377,835
            2001..................................       5,778,318
            Thereafter ...........................      82,248,402
                                                     -------------
                                                     $ 110,023,541
                                                     =============

7. INCOME TAXES

      A provision for income taxes for 1994, 1995 and 1996 has not been recorded since operating losses were incurred for each year.

      The Company has approximately $37 million of net operating loss carryforwards at December 31, 1996, the benefits of which will be available to the Company when realized by PEII. The net operating loss carryforwards will expire during the years 2007 to 2011. PEII may become subject to a limitation on the amount of net operating loss carryforwards which may be used annually to offset income should certain changes in its ownership occur in the future. Should PEII become subject to such a limitation, the amount of tax benefits available to the Company could be reduced.

      Deferred tax assets of approximately $3 million and $11 million as of December 31, 1995 and 1996, respectively, consist primarily of interest in partnerships and net operating losses and are offset by a valuation allowance. The deferred tax asset for interest in partnerships relates to the difference between the tax basis of the assets contributed to the partnership upon its formation and the Company's financial reporting basis in those assets.

SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and will recognize the benefits only when reassessment demonstrates that it is more likely than not that such benefits will be realized. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards will be recorded in future operations as a reduction of the Company's income tax expense.

8. COMMITMENTS AND CONTINGENCIES

      In July 1996, Panda Funding Corporation ("PFC"), a wholly-owned subsidiary of PIC, issued $105,525,000 of pooled project bonds ("Series A Bonds"). The Series A Bonds bear interest at a fixed rate of 11-5/8% payable semiannually commencing February 20, 1997. Scheduled principal payments are required semiannually commencing February 20, 1997 and will continue through maturity on August 20, 2012. The Series A Bonds are subject to mandatory redemption prior to maturity under certain conditions. The Series A Bonds are fully and unconditionally guaranteed by PIC. Although not direct obligations of the Company, the Series A Bonds are guaranteed on a limited basis by Interholding up to a maximum amount specified by the guarantee agreement which approximates $25.1 million at December 31, 1996. Additionally, the Series A Bonds are secured by (i) all of the capital stock of PFC, PIC and Interholding, (ii) PIC's interest in distributions from Interholding, and (iii) certain other collateral. The Series A Bonds are effectively subordinated to the obligations of PIC's subsidiaries under project-level financing arrangements. The indenture contains certain covenants, including limitations on distributions, additional debt and certain other transactions.

      While amounts are outstanding under the Series A Bonds, all distributions to PIC from Interholding and certain proceeds received by PIC from another subsidiary will be paid to a collateral agent. On a monthly basis, the collateral agent will remit to PIC remaining funds available after satisfaction of PIC's debt service obligations (including amounts withheld, if necessary, to meet future debt service and reserve fund requirements as required by the indenture) provided that PIC is in compliance with the debt covenants.

      In connection with the issuance of the Series A Bonds, PIC advanced to the Company (i) approximately $25.1 million to partially fund the acquisition of the outside investor's limited partnership interest in Panda-Rosemary as discussed in Note 5, and (ii) approximately $26.4 million to retire the term loan as discussed in Note 6.

      In connection with a previous borrowing from Nova Northwest Inc. ("Nova"), Nova received a cash flow participation interest in the distributions from the Rosemary Project for the term of the Panda-Rosemary L.P. partnership agreement. Such participation interest amounted to 4.33% of the Company's own participation interest, which was 10% at the time the agreement was entered into. The Company has filed an action with the District Court of Dallas County, Texas seeking a declaratory judgment that Nova's cash flow participation is 0.433% of the Company's 100% interest after the acquisition of the institutional investor's 90% limited partnership interest. Management believes that the resolution of this dispute will not have a material effect on the financial position, results of operations or cash flows of the Company. PEII and Nova each have the option to convert the present value of cash flow participation, as defined by the agreement, to PEII common stock at $6 a share.

      In August 1996, Panda-Brandywine and PEPCO commenced discussions concerning commercial operational requirements of the Brandywine Project and conversion of the construction loan to long-term financing in the form of a lease. During these discussions, disagreements arose between Panda-Brandywine and PEPCO with respect to certain provisions of the Brandywine Power Purchase Agreement which relate to the determination of the interest rate that is the basis for reduction in capacity payments thereunder (the "PEPCO Interest Rate Dispute"). PEPCO and Panda-Brandywine are presently attempting to resolve these disagreements but there are no assurances that such efforts will be successful. If the PEPCO Interest Rate Dispute is determined adversely to Panda-Brandywine, the capacity payments paid by PEPCO under the Brandywine Power Purchase Agreement (which commence in January 1997) will be less than originally anticipated, thereby adversely affecting the revenues realized by Panda-Brandywine, and consequently, reducing the amount of funds that would be available for distribution to the Company.

      Raytheon Engineers and Constructors, Inc. ("Raytheon") constructed the Brandywine Project pursuant to a fixed-price, turnkey engineering, procurement and construction contract (the "Brandywine EPC Agreement") with Panda-Brandywine. Raytheon completed the construction and start-up of the Brandywine Project and has met the requirements for commercial operations and substantial completion under the Brandywine EPC Agreement, although the date on which commercial operations were achieved and the entitlement of Raytheon to certain early completion bonuses under the Brandywine EPC Agreement are the subject of a dispute between Panda-Brandywine and Raytheon. The Company estimates that the amount in dispute is less than $1 million and believes that the resolution of this dispute will not have a material adverse effect upon the financial position, results of operations or cash flows of the Company.

      The Company has entered into various long-term contracts for the purchase and transportation of fuel subject to termination only in certain limited circumstances. These contracts have remaining terms of 10 to 25 years. The Company's minimum purchase commitment under these contracts is 2.3 million British thermal units of gas annually from October 31, 1996 through October 31, 2011. In the aggregate, such commitments are not at prices in excess of the current market.

      PEII is also involved in other legal and administrative proceedings in the ordinary course of business. Management believes, based on the advice of counsel, the amount of ultimate liability with respect to these matters will not have a material affect on the financial position, results of operations or cash flows of the Company.

9. RELATED PARTY TRANSACTIONS

      The Company purchases insurance coverage through an agency owned by a major shareholder of PEII who is also a member of the board of directors of PEII and a relative of PEII's chairman. The Company believes such coverage is on terms that are no less favorable than reasonably available from unaffiliated third parties. Total insurance purchases through this agency were $291,142, $298,728 and $754,388 for the years ended December 31, 1994, 1995 and 1996, respectively.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

      The estimated fair values of the Company's financial instruments as of December 31, 1996 are as follows:

                                                CARRYING VALUE     FAIR VALUE
                                                -------------     -------------
Long-term debt, including current portion.....  $ 110,023,541     $ 110,023,541
Capital lease obligation......................  $ 217,488,645     $ 217,488,645

      The Rosemary Bonds have limited trading. The fair value of these bonds is estimated based on an April 1997 third party quotation, adjusted to reflect changes in the yield of government securities with similar maturities since December 31, 1996. The fair value of the capital lease obligation equals the carrying value of the obligation because the lease financing transaction, which closed on December 30, 1996, reflects the Company's incremental borrowing rate at year-end.

      The Company is also a party to letters of credit. Historically, no claims have been made against these financial instruments and management does not expect any material losses to result from these off-balance-sheet instruments because performance is not usually expected to be required. Therefore, management is of the opinion that the fair value of these instruments is zero.

      The Company has various purchase commitments for gas supply and delivery incident to the ordinary conduct of business. In the aggregate, such commitments are not at prices in excess of the current market.

      The Company's electric capacity and energy sales are currently under two power sales contracts with two customers. The failure of these customers to fulfill their contractual obligations could have a substantial negative impact on the Company's revenue. However, the Company does not anticipate non-performance by the customers under these contracts.

                                INDEX TO EXHIBITS

 Exhibit                                         Page No.
   No.                   Description

  27.01             Financial Data Schedule