Form 10-Q
period 1997-09-30
PANDA INTERHOLDING CORP
filed 1997-11-13
CIK 1033378

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                   OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _x_    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1997.

     Common Stock, Par Value $.01 Per Share            1,000



PART I - FINANCIAL INFORMATION




Item 1.   Financial Statements (Unaudited)                   F-1

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      1


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                   5



                         PANDA INTERHOLDING CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                                      (Unaudited)
                                                                                             December 31              September 30
                                                                                                 1996                     1997
                                                                                             -------------            -------------
Current assets:
  Cash and cash equivalents ......................................................           $     828,787            $   2,996,347
  Restricted cash - current ......................................................               8,781,393                7,062,753
  Accounts receivable ............................................................               9,402,685                8,559,518
  Fuel oil, spare parts and supplies .............................................               7,913,777                5,988,990
  Other current assets ...........................................................                 164,905                  310,912
                                                                                             -------------            -------------
    Total current assets .........................................................              27,091,547               24,918,520

Plant and equipment:
  Electric generating facilities .................................................             288,716,711              290,862,770
  Furniture and fixtures .........................................................                 494,418                  501,392
  Less: accumulated depreciation .................................................             (26,539,539)             (35,386,467)
                                                                                             -------------            -------------
    Total plant and equipment, net ...............................................             262,671,590              255,977,695

Restricted cash - debt service reserves and escrow deposits ......................              17,357,524               20,555,467

Debt issuance costs, net of accumulated
  amortization of $73,986 and $214,904 respectively ..............................               3,680,902                3,578,811
                                                                                             -------------            -------------
                                                                                             $ 310,801,563            $ 305,030,493
                                                                                             =============            =============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERHOLDING CORPORATION
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                                  (Unaudited)
                                                   December 31    September 30
                                                     1996             1997
                                                 -------------    -------------
Current liabilities:
  Accounts payable and accrued expenses:
    Construction costs .......................   $     660,167    $        --
    Interest and letter of credit fees .......       1,186,191        1,141,700
    Operating expenses and other .............       6,935,068        5,801,289
  Current portion of long-term debt ..........       5,501,823        5,711,478
                                                 -------------    -------------
      Total current liabilities ..............      14,283,249       12,654,467

Deferred revenue .............................            --          9,026,337

Long term debt, less current portion .........     104,521,718      100,185,362

Capital lease obligation .....................     217,488,645      228,408,012

Advance from parent ..........................      15,387,447        4,573,148

Commitments and contingencies (Note 3)

Shareholder's deficit:
  Common stock, $.01 par value; 1,000 shares
     authorized, issued and outstanding ......              10               10
  Accumulated deficit ........................     (40,879,506)     (49,816,843)
                                                 -------------    -------------
      Total shareholder's deficit ............     (40,879,496)     (49,816,833)
                                                 -------------    -------------
                                                 $ 310,801,563    $ 305,030,493
                                                 =============    =============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERHOLDING CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                   (UNAUDITED)

                                                                    1996            1997
                                                                ------------    ------------
Revenue:
  Electric capacity and energy sales ........................   $ 21,495,843    $ 48,346,898
  Steam and chilled water sales .............................        388,119         439,042
  Interest income ...........................................        611,242       1,114,900
                                                                ------------    ------------
                                                                  22,495,204      49,900,840
                                                                ------------    ------------
Expenses:
  Plant operating expenses ..................................      7,813,737      20,867,693
  Project development and administrative ....................      1,260,884       5,745,683
  Interest expense and letter of credit fees ................      9,051,394      23,236,954
  Depreciation ..............................................      3,159,659       8,846,929
  Amortization of debt issuance costs .......................        358,370         140,918
  Amortization of partnership formation costs ...............        399,826            --
                                                                ------------    ------------
                                                                  22,043,870      58,838,177
                                                                ------------    ------------
Income before minority interest and extraordinary item               451,334      (8,937,337)

  Minority interest .........................................     (2,405,160)           --
                                                                ------------    ------------
Loss before extraordinary item ..............................     (1,953,826)     (8,937,337)

  Extraordinary item - loss on early extinguishment of debt .    (21,336,550)           --
                                                                ------------    ------------
Net loss ....................................................    (23,290,376)     (8,937,337)

Accumulated deficit, beginning of period ....................    (14,788,098)    (40,879,506)
                                                                ------------    ------------
Accumulated deficit, end of period ..........................   $(38,078,474)   $(49,816,843)
                                                                ============    ============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERHOLDING CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND ACCUMULATED DEFICIT
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                   (UNAUDITED)

                                                                     1996            1997
                                                                ------------    ------------
Revenue:
  Electric capacity and energy sales ........................   $  6,936,940    $ 16,060,659
  Steam and chilled water sales .............................        125,117         154,739
  Interest income ...........................................        224,416         256,347
                                                                ------------    ------------
                                                                   7,286,473      16,471,745
                                                                ------------    ------------
Expenses:
  Plant operating expenses ..................................      2,752,391       7,238,987
  Project development and administrative ....................         68,225       1,933,163
  Interest expense and letter of credit fees ................      2,681,640       7,773,610
  Depreciation ..............................................      1,053,220       2,949,025
  Amortization of debt issuance costs .......................         76,555          47,338
  Amortization of partnership formation costs ...............        133,276            --
                                                                ------------    ------------
                                                                   6,765,307      19,942,123
                                                                ------------    ------------
Income before minority interest and extraordinary item.......        521,166      (3,470,378)

  Minority interest .........................................       (499,077)           --
                                                                ------------    ------------
Income before extraordinary item ............................         22,089      (3,470,378)

  Extraordinary item - loss on early extinguishment of debt .    (21,336,550)           --
                                                                ------------    ------------
Net loss ....................................................    (21,314,461)     (3,470,378)

Accumulated deficit, beginning of period ....................    (16,764,013)    (46,346,465)
                                                                ------------    ------------
Accumulated deficit, end of period ..........................   $(38,078,474)   $(49,816,843)
                                                                ============    ============

     See accompanying notes to condensed consolidated financial statements.

                         PANDA INTERHOLDING CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

                                   (UNAUDITED)

                                                                     1996             1997
                                                                -------------    -------------
Operating activities:
  Net loss ..................................................   $ (23,290,376)   $  (8,937,337)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Loss on early extinguishment of debt ..................      21,336,550             --
      Minority interest .....................................       2,405,160             --
      Depreciation ..........................................       3,159,659        8,846,929
      Amortization of debt issuance costs ...................         358,370          140,918
      Amortization of partnership formation costs ...........         399,826             --
      Amortization of loan discount and deferred interest ...         391,491       16,140,385
  Changes in assets and liabilities:
    Accounts receivable .....................................      (2,079,293)         843,167
    Fuel oil, spare parts and supplies ......................        (159,380)       1,924,787
    Other current assets ....................................         (14,525)        (146,007)
    Accounts payable and accrued expenses ...................         994,467       (1,178,271)
                                                                -------------    -------------
      Net cash provided (used) by operating activities ......       3,501,949       17,634,571
                                                                -------------    -------------
Investing activities:
  Restricted cash - current .................................      (1,114,820)       1,718,640
  Additions to property, plant and equipment ................     (55,332,280)      (2,813,200)
  Acquisition of minority interest ..........................     (34,700,000)            --
  Restricted cash - debt service reserves and escrow deposits      (4,144,756)      (3,197,943)
                                                                -------------    -------------
      Net cash provided (used) by investing activities ......     (95,291,856)      (4,292,503)
                                                                -------------    -------------
Financing activities:
  Distributions to minority interest owner ..................      (1,152,113)            --
  Advances (to) from parent .................................      53,651,235      (10,814,299)
  Deferred revenue ..........................................            --          9,026,337
  Proceeds from long term debt ..............................     170,408,627             --
  Repayment of long term debt ...............................    (127,038,813)      (4,126,701)
  Repayment of capital lease obligation .....................            --         (5,221,018)
 Debt issuance costs ........................................      (3,461,588)         (38,827)
                                                                -------------    -------------
      Net cash provided (used) by financing activities ......      92,407,348      (11,174,508)
                                                                -------------    -------------
Increase (decrease) in cash and cash equivalents ............         617,441        2,167,560

Cash and cash equivalents, beginning of period ..............       1,160,096          828,787
                                                                -------------    -------------
Cash and cash equivalents, end of period ....................   $   1,777,537    $   2,996,347
                                                                =============    =============
Noncash operating and financing activities:

  Interest expense on capital lease obligation ..............   $        --      $  16,140,385

     See accompanying notes to condensed consolidated financial statements.

                 PANDA INTERHOLDING CORPORATION

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      For the Nine Months Ended September 30, 1996 and 1997


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

2. SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited financial statements for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 1996 and 1997 include all adjustments, consisting of normal recurring accruals, which management considers necessary for a fair presentation of the results for the interim periods. The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The amounts presented in the balance sheet as of December 31, 1996 were derived from the Company's audited consolidated financial statements.

     Allocation of Administrative Costs -- PEII performs certain accounting, legal, insurance, and consulting services for the Company. These general and administrative costs are generally allocated to the Company using the percentage of time PEII personnel spent performing these services. The expenses allocated were $946,000 and $1,612,000 for the nine months ended September 30, 1996 and 1997, respectively, and were $392,000 and $557,000 for the three months ended September 30, 1996 and 1997, respectively. The allocated expenses are included in project development and administrative expenses in the statement of operations. Management believes the method used to allocate these costs is reasonable.

      Deferred revenue -- Revenue from the sale of rights to future interest income from certain of the Company's restricted cash accounts (debt service reserves and escrow deposits) is deferred and recognized as interest revenue over the lives of the related debt obligations.

3.  COMMITMENTS AND CONTINGENCIES

      In July 1996, Panda Funding Corporation ("PFC"), a wholly-owned subsidiary of PIC, issued $105,525,000 of pooled project bonds ("Series A Bonds"). The Series A Bonds bear interest at a fixed rate of 11-5/8% payable semiannually commencing February 20, 1997. Scheduled principal payments are required semiannually commencing February 20, 1997 and will continue through maturity on August 20, 2012. The Series A Bonds are subject to mandatory redemption prior to maturity under certain conditions. The Series A Bonds are fully and unconditionally guaranteed by PIC. Although not direct obligations of the Company, the Series A Bonds are guaranteed on a limited basis by Interholding up to a maximum amount specified by the guarantee agreement which approximates $25.1 million at December 31, 1996 and September 30, 1997. Additionally, the Series A Bonds are secured by (i) all of the capital stock of PFC, PIC and Interholding, (ii) PIC's interest in distributions from Interholding, and (iii) certain other collateral. The Series A Bonds are effectively subordinated to the obligations of PIC's subsidiaries under project-level financing arrangements. The indenture contains certain covenants, including limitations on distributions, additional debt and certain other transactions.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

     (Dollar amounts are in thousands unless otherwise noted)

General

      The financial statements reflect the financial data of the entities that held partnership interests in Panda-Rosemary, L.P. ("Panda-Rosemary") and Panda-Brandywine, L.P. ("Panda-Brandywine") (collectively the "Project Entities", which own the Rosemary Facility and the Brandywine Facility, respectively, as described in the following paragraph) during the periods presented. In July 1996, these partnership interests were transferred to Panda Interholding Corporation ("Interholding, or collectively with its subsidiaries the "Company"), which is a wholly owned subsidiary of Panda Interfunding Corporation (" PIC"), by PIC's parent and recorded at the parent's historical cost. PIC and Interholding were incorporated in July 1996 and were not in existence during the first six months of 1996;
however, the entities that currently own such partnership interests are wholly-owned subsidiaries of Interholding. Interholding has no independent operations beyond its ownership of the Project Entities. Thus, references herein to financial data of the Company are for convenience of reference, and it should be understood that all such references are to the financial information of the entities that held such interests during the periods presented.

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

  Third Quarter 1997 compared to 1996

      The Company recorded a net loss of $3,470 in the third quarter of 1997 on revenues of $16,472 compared to net income (before minority interest and extraordinary item) of $521 on revenues of $7,286 during the same period in 1996. The increase in revenues in the 1997 period was primarily caused by operations of the Brandywine Facility (which commenced on October 31, 1996), supplemented by an increase in revenues at the Rosemary Facility, and by increased interest income. The 1997 period reflects operations of both the Rosemary and Brandywine facilities, whereas the 1996 period includes only the Rosemary Facility. For the 1997 and 1996 periods, capacity revenues for the Rosemary Facility were $5,768 and $6,182, respectively, reflecting a contractual decrease of $414. Energy revenues for the Rosemary Facility for the 1997 and 1996 periods were $1,463 and $756, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch hours at that facility compared to the 1996 period. During the third quarter of 1997, the Rosemary Facility was dispatched 478 hours as compared to 223 hours in the 1996 period. Capacity revenues and energy revenues from Potomac Electric Power Company for the Brandywine Facility for the third quarter of 1997 were $5,003 and $3,780, respectively. The Brandywine Facility was dispatched 976 hours during this period. Additionally, the Company had energy revenues of $46 from the sale of natural gas to other purchasers. Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased (as a percentage of revenues) to $7,239 (44% of revenues) in the 1997 period from $2,752 (38% of revenues) in 1996, primarily due to higher operating costs at the Brandywine Facility, which had not yet commenced operations in the third quarter of 1996.

      Project development and administrative expenses were $1,933 (12% of revenues) and $68 (1% of revenues) for the 1997 and 1996 periods, respectively. The increase in 1997 was primarily attributable to additional administrative activities related to the commencement of commercial operations at the Brandywine Facility and higher administrative costs required to support the increased size and complexity of the Company's operations. Also, the 1996 amount was lower than normal due to correction of certain accruals in the third quarter of that year, the effect of which was to reduce expense by approximately $200.

      Interest expense increased to $7,774 (47% of revenues) in the 1997 period from $2,681 (37% of revenues) in 1996 as a result of the increase in outstanding indebtedness from the issuance of $111.4 million original principal amount of first mortgage bonds for the Rosemary Facility (the "Rosemary Bonds") and the capital lease financing for the Brandywine Facility. The impact of such new indebtedness was partially offset by the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds issued by PIC.

       Depreciation, amortization of debt issue costs and amortization of partnership formation costs amounted to $2,996 (18% of revenues) in the 1997 period and $1,263 (17% of revenues) in 1996. The increase was primarily attributable to depreciation for the Brandywine Facility in 1997.

      For the 1996 period, minority interest in net income was $499. There is no minority interest in 1997 due to the Company's acquisition on July 31, 1996 of the minority interest holder's limited partnership interest in Panda-Rosemary. As a result of this acquisition, the Company owns 100% of Panda-Rosemary.

      For the 1996 period, the Company incurred an extraordinary loss on early extinguishment of debt of $21,337 as a result of the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds issued by PIC.

      As  a  result of the various factors discussed  above,  the
Company  recorded net losses of $3,470 and $21,314 for  the  1997 and 1996 periods,  respectively.

     First Nine Months of 1997 compared to 1996

      The Company recorded a net loss of $8,937 in the first nine months of 1997 on revenues of $49,901 compared to net income before minority interest and extraordinary item of $451 on revenues of $22,495 during the same period in 1996. The increase in revenues in the 1997 period was primarily caused by operations of the Brandywine Facility (which commenced on October 31, 1996), partially offset by a decrease in revenues at the Rosemary
Facility, and by increased interest income. The 1997 period reflects operations of both the Rosemary and Brandywine facilities, whereas the 1996 period includes only the Rosemary Facility. For the 1997 and 1996 periods, capacity revenues for the Rosemary Facility were $18,438 and $19,781, respectively, reflecting a contractual decrease of $1,343. Energy revenues for the Rosemary Facility for the 1997 and 1996 periods were $2,302 and $1,715, respectively. The increase in energy revenues for the Rosemary Facility is attributable to higher dispatch hours at that facility compared to the 1996 period. During the first nine months of 1997, the Rosemary Facility was dispatched 720 hours as compared to 490 hours in the 1996 period. Capacity revenues and energy revenues from Potomac Electric Power Company for the Brandywine Facility for the first nine months of 1997 were $15,038 and $8,831, respectively. The Brandywine Facility was dispatched 2,685 hours during this period. Additionally, the Company had energy revenues of $3,738 from the sale of natural gas and fuel oil to other purchasers in the 1997 period. Plant operating expenses, which included fuel cost, operation and maintenance expense, insurance and property taxes, increased to $20,868 (42% of revenues) in the 1997 period from $7,814 (35% of revenues) in 1996, primarily due to lower margins obtained on the sale of natural gas and fuel oil to other purchasers.

      Project development and administrative expenses were $5,746 (12% of revenues) and $1,261 (6% of revenues) for the 1997 and 1996 periods, respectively. The increase in 1997 was primarily attributable to additional administrative activities related to the commencement of commercial operations at the Brandywine Facility and higher administrative costs required to support the increased size and complexity of the Company's operations.

      Interest expense increased to $23,237 (47% of revenues) in the 1997 period from $9,051 (40% of revenues) in 1996 as a result of the increase in outstanding indebtedness from the issuance of $111.4 million original principal amount of first mortgage bonds for the Rosemary Facility (the "Rosemary Bonds") and the capital lease financing for the Brandywine Facility. The impact of such new indebtedness was partially offset by the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

       Depreciation, amortization of debt issue costs and amortization of partnership formation costs amounted to $8,988 (18% of revenues) in the 1997 period and $3,918 (17% of revenues) in 1996. The increase was primarily attributable to depreciation for the Brandywine Facility in 1997.

      For the 1996 period, minority interest in net income was $2,405. There is no minority interest in 1997 due to the Company's acquisition on July 31, 1996 of the minority interest holder's limited partnership interest in Panda-Rosemary. As a result of this acquisition, the Company owns 100% of Panda-Rosemary.

      For the 1996 period, the Company incurred an extraordinary loss on early extinguishment of debt of $21,337 as a result of the refinancing of the taxable revenue bonds issued in 1989 for the Rosemary Facility and the repayment of other term loan financing on July 31, 1996 from portions of the proceeds of the Rosemary Bonds and the Series A Bonds.

      As  a  result of the various factors discussed  above,  the
Company  recorded net losses of $8,937 and $23,290 for  the  1997 and 1996 periods,  respectively.

Liquidity and Capital Resources

      To date, the Company has obtained cash from operations of the Rosemary Facility and the Brandywine Facility, borrowings under non-recourse project debt of Panda-Rosemary and Panda-Brandywine, an equity contribution by Ford Motor Credit Company ("Ford")(a former minority interest partner in Panda-Rosemary), senior indebtedness issued to Trust Company of the West, and the issuance of the Rosemary Bonds and advances from the Company's parent. The Company utilized this cash to refinance the project debt of Panda-Rosemary, fund development and construction of the Brandywine Facility, service its debt obligations, make distributions to its parent to fund project development efforts, and for general and administrative expenses. Additionally, on July 31, 1996, the Company repaid all outstanding senior indebtedness to Trust Company of the West and purchased Ford's remaining limited partnership interest in Panda-Rosemary.

      The Project Entities (and therefore the Company) are dependent on capacity payments under their respective power purchase agreements to meet their fixed obligations, including payment of project-level debt service, and to make distributions to the Company. Capacity payments can be adversely affected by a major equipment failure, resulting in a facility being unavailable for dispatch for an extended period of time. Capacity payments can also be subject to reduction pursuant to regulatory disallowance and, under contractual provisions, as a result of events outside the Company's control. In 1997, 1999 and 2006, the capacity payments for the Rosemary Facility are scheduled to decrease by approximately $1.8 million (6.7%), $1.8 million (7.1%) and $5.4 million (23.1%), respectively, based on the facility's current capacity rating. The capacity payments for the Brandywine Facility, which commenced in 1997, are subject to specified downward adjustments in 1998 and 2000, and upward adjustments in 2001 and 2007 through 2021. The Company currently believes it will be able to continue to meet its obligations during the periods such reductions are applicable.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit
Number    Exhibit Description

27.01     Financial Data Schedule.*

* Filed herewith.

     (b) The registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PANDA INTERHOLDING CORPORATION


Date:  November 11, 1997           By:  /s/ Janice Carter
                                        Janice Carter
                                        Executive Vice President,
                                        Secretary and Treasurer




EXHIBIT INDEX
                                                   Sequentially
                                                    Numbered
Number    Description                                  Page

27.01          Financial Data Schedule